Form 10-K
period 1995-12-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995.

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________ to _______________

                          Commission file Number 0-2347

                       UNIVERSAL LIFE HOLDING CORPORATION
                 (Name of small business issuer in its charter)

          Illinois                                        37-0859747
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                       P.O. Box 340, Olney, Maryland 20830
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code (301) 774-6913

      Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of each class                       Name of exchange
                                                on which registered

            None                                       None

Securities registered pursuant to Section 12(g) of the Exchange Act:

             Class A Common Stock, no par value, $0.50 stated value
                                (Title of Class)

             Class B Common Stock, no par value, $0.002 stated value
                                (Title of Class)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No

     The aggregate market value of the Common Stock held by non-affiliates cannot be estimated since the stock is not listed on an exchange and there is no established public trading market for the stock.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

      Number of shares of Common Stock outstanding as of December 31, 1995:

                        Class A Common Stock - 2,354,047*

                            Class B Common Stock - 0*

*  Adjusted for Treasury Stock repurchases.

Documents incorporated by reference. Annual Report to Security Holders for
Fiscal Year ended December 31, 1994 is incorporated into Part II, Item 6
Selected Financial Data.

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

PART I

Item 1. Description of Business

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

     In connection with the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements.
Examples of forward looking statements include, but are not limited to (i)
projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii)
statements of the plans and objectives of Universal Life Holding Corporation
(the "Company") or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

     This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

     The cautionary statements made pursuant to the Private Litigation
Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

     The Company was not, as of December 31, 1995 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

Item 2. Properties

     As of the date of filing of this report, the Company conducts its administrative operations from the address set forth at the beginning of this
Form 10-K Annual Report.

Item 3. Legal Proceedings

     There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the quarterly period ending December 31, 1995.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters

     Market Information

          There is no public trading market for the Company's Common Stock.

     Holders

          The estimated approximate number of holders of the Company's Class A
     Common Stock is 1,322.

     Dividends

     No cash dividends were declared or paid on the Company's common stock for the last two fiscal years and interim period. There are no restrictions that limit the Company's ability to pay dividends on its Common Stock currently, or that are likely to limit said ability in the future.

     Recent Sales of Unregistered Securities

     There have been no sales of unregistered securities during the quarterly period ended December 31, 1995. Sales of unregistered securities, if any, together with any required accompanying information required by this Form 10-K
Annual Report, are discussed in the Company's Form 10-Q for the period ended
September 30, 1995, Form 10-K annual Report for the period ended December 31,
1994 and reports filed by the Company with the Commission.

Item 6. Selected Financial Data

     For the periods through December 31, 1994, refer to the Company's Annual
Report to Security Holders for Fiscal Year ended December 31, 1994. During 1995, the Company ceased operations and adopted a plan of liquidation for accounting purposes, so the available selected financial data for 1995 (shown below) was affected accordingly:

Operating   Loss from    Total        LTD &         Dividends  Equity in Net Loss
 Revenue    Operations   Assets   Redeemable Pfd.   Declared      of Affiliate

   -0-        $850        -0-         -0-              -0-           $24,618

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operations

     On May 25, 1995, the Company adopted a plan of liquidation in order to provide an accounting presentation consistent with the inactive operating status of the Company. A copy of that plan is attached to this report as Exhibit (2).
The Company intends that this plan will remain in effect, pending completion of its plan to reorganize the Company through a merger or other acquisition involving a private operating company. The Company is actively seeking candidates for such a merger or other acquisition. In the meantime, the Company plans to continue to maintain its corporate formalities and regulatory compliance with state and federal agencies, with the minimum funding necessary to do so to be made available from principals and/or shareholders of the Company or third parties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     There are no relevant disclosures, given the liquidation status of the
Company.

Item 8. Financial Statements and Supplementary Data

     The Company's Financial Statements are attached as Appendix A (following
Exhibits) and included as part of this Form 10-K Annual Report. A list of the
Financial Statements is provided in response to Item 14 of this Form 10-K Annual
Report. The Supplementary Financial Information cited in Item 302 of Regulation
S-K is not available to the Company. The Company believes that such information is no longer relevant, given that the Company has ceased operations and adopted a plan of liquidation for accounting purposes. For further information, please see the Company's Financial Statements in Appendix A hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

     Not Applicable

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.

     (a) Identity of directors and executive officers as of December 31, 1995.

Name                    Age        Position                   Director Since

Robert E. Bruce         73         Director                        8/94

William D. Bruce        76         Director, Chairman              8/94
                                      of the Board

Edmund J. Kulpins       60         Director                        8/94

Paul S. Johnson         75         Assistant Secretary,           12/94
                                      Director

Ronald Parizek          64         Director                        8/94

Michael H. Sause        46         President, Director             1991

Randall A. Plaisance               Chief Financial Officer,        1994
                                      Director

     Each director is elected until the next Annual Meeting of shareholders  and until his successor is qualified.

     Business experience and directorships of directors and executive officers:

     Robert E. Bruce. President and Chief Actuary, Bruce and Bruce Consulting
Actuaries, since 1981. Secretary/Treasurer, Employees Life Company (Mutual),
since 1973.

     William D. Bruce. Secretary/Treasurer, Bruce and Bruce Consulting
Actuaries, since 1981. President, Employees Life Company (Mutual), since 1973.

     Edmund J. Kulpins. Executive Vice President, Employees Life Company
(Mutual), since 1977.

     Paul S. Johnson. Attorney, Martin & Johnson; Director, Employees Life
Company (Mutual), since 1993. Assistant Secretary, Frontier Insurance Company, since December, 1994.

     Ronald Parizek. Attorney, Private Practice.

     Michael H. Sause. President and Chief Executive Officer, Frontier Insurance
Company, since 1993. President of the Company since 1993. President and
Director, Annuity Marketing Services, Baton Rouge, Louisiana, engaged in marketing of annuities, 1988 to 1993. Executive Vice President, Chief Marketing
Officer and Director, United Companies Life Insurance Company, Baton Rouge,
Louisiana 1971-1988.

     Randall A. Plaisance.  Chief Financial Officer, Frontier Insurance Company,
since June, 1994. Certified Public Accountant, Private Practice.

Item 11. Executive Compensation.

     There was no compensation to any of the Company's executives for the
Company's fiscal year ended December 31, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners

     The names, amount and nature of beneficial ownership and percent of such ownership of persons known to the Company to be beneficial owner of more than five percent (5%) of any class of the Company's voting securities as of December
31, 1995 are as follows:

         Name                      Type/Number Shares        Percent of Class

Universal Life Holding Corp.        1,432,389 Shares               60.85
                                  Class A Common Stock

     (b) Security ownership of management

     Refer to the Company's Form 10-K Annual Report for the period ended
December 31, 1994.

Item 13. Certain Relationships and Related Transactions.

     There were no transactions requiring disclosure under this item.

Item 14. Exhibits and Reports on Form 8-K.

     (a)  Index of Exhibits.

          Exhibit (2) Plan of Reorganization

          Exhibit (3)(i)

          (a)  Articles of Incorporation (incorporated by reference to the
               Company's Annual Report on Form 10-K dated December 31, 1981
               (File No. 0-2347).

          (b)  Articles of Amendment (incorporated by reference to the Company's
               Annual Report on Form 10-K  dated December 31, 1981 (File No.
               0-2347).

          Exhibit (3)(ii) Bylaws (incorporated by reference to the Company's
               Annual Report on Form 10-K dated December 31, 1987 (File No
               0-2347).

          Exhibit (11) Earnings per share (See Financial Statements)

     (b)  Reports on Form 8-K.

     During the last quarter of the Company's fiscal year ended December 31,
1995, no reports on Form 8-K were filed by the Company.

                                   APPENDIX A

                              Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of December 31, 1995
        Statement of Changes in Net Assets in Liquidation for the Period
          May 26, 1995 to December 31, 1995, Statements of Operations,
          Changes in Stockholders' Equity and Cash Flows for the Period
                         January 1, 1995 to May 25, 1995

                       UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                                DECEMBER 31, 1995

                                                                      Page

Auditor's Report                                                        1

Statement of Net Assets in Liquidation                                  2

Statement of Changes in Net Assets in Liquidation                       3

Statement of Operations                                                 4

Statement of Changes in Stockholders' Equity                            5

Statement of Cash Flows                                                 6

Notes to Financial Statements                                         7-11

To the Board of Directors and Stockholders
 Universal Life Holding Corporation, an Illinois corporation

We have audited the accompanying statement of net assets in liquidation of
Universal Life Holding Corporation (an Illinois Corporation) as of December 31,
1995, and the related statement of changes in net assets in liquidation for the period from May 26, 1995 to December 31, 1995. In addition, we have audited the statements of operations, changes in stockholders' equity, and cash flows for the period January 1, 1995 to May 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the stockholders of
Universal Life Holding Corporation approved a plan of liquidation on May 25,
1995, and the Company began liquidation shortly thereafter. As a result, the
Company changed its basis of accounting for periods after May 25, 1995, from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the net assets in liquidation of
Universal Life Holding Corporation as of December 31, 1995, and the changes in net assets in liquidation for the period from May 26, 1995 to December 31, 1995, and its results of operations and its cash flows for the period from January 1,
1995 to May 25, 1995, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
August 14, 2000

                       UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1995

                     ASSETS
Current Assets
        Cash and Cash Equivalents                             $        0
                                                               ----------
        Total Current Assets                                           0

Fixed Assets
        Fixed Assets, net of depreciation                              0
Other Assets
        Deposits and Other Assets                                      0
                                                               ----------
                Total Assets                                  $        0
                                                               ==========

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts Payable & Accrued Expenses                   $        0
                                                               ----------
                Total Current Liabilities                              0
                                                               ----------
Long Term Liabilities
        Committments and Contingencies                                 -
                                                               ----------
                Total Long Term Liabilities                            0
                                                               ----------
                Total Liabilities                                      0
                                                               ----------

Stockholders' Equity
        Common Stock
        Class A, stated value $.50 per share;
        authorized 6,000,000 shares; issued
        3,286,436 shares (including 932,389 shares
        in the Treasury)                                       1,643,218

        Class B, stated value $.002 per share;
        authorized 6,000,000 shares; issued
        1,642,623 shares (including 1,642,623 shares
        in the Treasury)                                           3,285

        Less:  Treasury Stock                                   -959,146

        Retained Deficit                                        -687,357
                                                               ----------

        Total Stockholders' Equity                                     0
                                                               ----------

        Total Liabilities and Stockholders' Equity            $        0
                                                               ==========

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1995

                                       Investment in   Investment in      Total
                                           Parent        Affiliate        Assets

Net Assets, May 26, 1995                   $57,208       $154,071       $211,279

Less: Assets liquidated through Stock
        Re-PurchaseAgreement               -57,208       -154,071       -211,279
                                           -------       --------       --------

Net Assets, December 31, 1995              $     0       $      0       $      0
                                           =======       ========       ========

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                             STATEMENT OF OPERATIONS
                 FOR THE PERIOD JANUARY 1, 1995 TO MAY 25, 1995

Revenues
    Sales                                    $     0
                                             --------
        Gross Profit                               0
                                             --------
Operating Expenses

    General and Administrative Expenses          950
                                             --------
        Income (Loss) from Operations           -950
                                             --------
Other Income (Expense)

     Interest Income                             428
                                             --------
        Income (Loss) before Equity in
           Net Loss of Affiliate                -522

Equity in Net Loss of Affiliate              -24,096
                                             --------
        Income (Loss) Before Income Taxes    -24,618

Provision for Income Taxes                         0
                                             --------
        Net Loss                            ($24,618)
                                             =========

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE PERIOD JANUARY 1, 1995 TO MAY 25,1995

                                    COMMON STOCK             COMMON STOCK        ADDITIONAL    RETAINED      TREASURY STOCK
                                      Class A                  Class B            PAID IN      DEFICIT
                                SHARES       AMOUNT      SHARES       AMOUNT      CAPITAL                    SHARES      AMOUNT
                             ---------------------------------------------------------------------------------------------------

Balance, December 31, 1994    3,286,436   $1,643,218   1,642,623      $3,285     $440,309    ($1,377,773)   1,642,623  $503,845

Sale of Shares
   to Trinity Energy Corp     1,000,000      500,000           0           0            0              0            0         0

Recision of Trinity Energy
   Corp Sale                 (1,000,000)    (500,000)          0           0            0              0            0         0

Liquidation of Investment
   in Affiliate/Parent                0            0           0           0     (440,309)       715,034      932,389   455,301

Net (Loss)                            0            0           0           0            0        (24,618)           0         0
                             ---------------------------------------------------------------------------------------------------

Balance,  May 25, 1995        3,286,436   $1,643,218   1,642,623      $3,285           $0      ($687,357)   2,575,012  $959,146
                             ===================================================================================================

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD JANUARY 1, 1995 TO MAY 25, 1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                               ($24,618)
Adjustments to Reconcile
  Net Income to Net Cash
  Provided by Operating Activities
     Depreciation & Amortization                                0
     (Increase)Decrease In
        Prepaids & Other Assets                                 0
        Accounts Payable & Accrued Expenses               -31,128
                                                        ----------

     NET CASH USED IN OPERATING ACTIVITIES                -55,746

CASH FLOWS FROM INVESTING ACTIVITIES
     Liquidate Investment in Affiliate                    178,167
     Liquidate Investment in Parent                        57,208
     Re-PurchaSe Treasury Stock                          -455,301
                                                        ----------

                                                         -219,926
CASH FLOWS FROM FINANCING ACTIVITIES
     Equity adjustment from
        investment Liquidation                            274,725

NET INCREASE IN CASH                                        ($947)

CASH - BEGINNING January 1, 1995                              947
                                                        ----------

CASH - ENDING May 25, 1995                                     $0
                                                        ==========

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

ORGANIZATION

Universal Life Holding Corporation (The Company) is a profit corporation organized under the laws of the State of Illinois on August 13, 1964 for the purpose of residential rental property management as well as other real estate and investment activities. The Company's business activities have virtually ceased since 1992 and , as a result, the Company approved a plan of liquidation on May 25, 1995. Consequently, the Company's financial statements are presented on a liquidation basis.

LIQUIDATION BASIS ACCOUNTING

The liquidation basis of accounting presents assets at amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. This basis of accounting is considered to be generally accepted accounting principles for companies in liquidation or for which liquidation appears imminent. The Company does not intend to declare or pay any liquidating dividends. Tax law requires gains from liquidation to be taxed on distribution.
The Company did not have any such gains in 1995.

REVENUE RECOGNITION

In 1995 the Company had no formal business operations. Its only source of
Revenue(Loss) was as a result of its equity investment in the operations of
International Mercantile Corporation, a Missouri Corporation and Frontier
Insurance Company, a Louisiana Corporation. Pursuant to the transaction described in Note 2 below, these investments were liquidated in May of 1995.

ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with Statement of
Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. The Company does not have any advertising costs in 1995.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets which range from three to five years. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur. The Company did not own any property or equipment in 1995.

SOFTWARE DEVELOPMENT COSTS

Internal and external costs incurred to develop internal-use software are capitalized during the application development stage and will be amortized over three years once operations begin. The Company did not have any Software
Development Costs in 1995.

INTANGIBLE ASSETS

Costs incurred to organize the Company are capitalized and reported on the balance sheet as other assets. The costs will be amortized over a period of 5 years using the straight line method. All such costs were fully amortized in prior years.

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years differences between the tax bases and financial reporting amounts of assets and liabilities. Loss carryforwards, if any, expire fifteen years following the tax year end in which they occur.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could vary from these estimates and assumptions.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on December 31, 1995.

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the year ended
December 31, 1995 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENT

2.  Investment in Affiliates

The investment in affiliate consists of a 10% ownership of Frontier Insurance
Company. The investment is accounted for using the equity method because the
Company exercised significant influence over Frontier's operating and financial activities through a common parent company.

On May 25, 1995 pursuant to a Shareholders' Re-Purchase Agreement the Company
repurchased from IMTL (the Parent) 2,732,389 shares of the Company's Class A common stock and 35,138 shares of the Company's Class B common stock. In consideration for the Repurchase the Company transferred the following assets to
IMTL:

a.  Promissory note of IMTL payable to the order of Universal Life Holding
    Corporation in the amount of $815,000.
b.  Promissory note of IMTL payable to the order of Universal Life Holding
    Corporation in the amount of $400,000.
c.  Certain stock of Bruce and Bruce Actuarial Company securing a promissory note in the amount of $125,000 payable by Life America Corporation to the order of Universal Life Holding Corporation.
d.  Certain shares of common stock of Frontier Insurance Company constituting all of the common stock of Frontier owned by Universal Life Holding
    Corporation. These shares represented the only remaining assets of Universal
    Life Holding Corporation.

For the period January 1, 1995 through the date of the above transaction the
Company recognized a loss in its equity investment in Frontier Insurance Company in the amount of $24,096.

3. Investment in Parent

The Company had an investment in its parent, International Mercantile
Corporation (IMTL) that consisted of a 1% interest in the common stock of IMTL.
In November, 1994 The Company accepted an offer to sell its interest in IMTL to
Life America Corporation. The parent Company, IMTL, liquidated its position in
Universal Life Holding Corporation pursuant to the Shareholders' Re-Purchase
Agreement described in Note 2 above.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENT

4.  Commitments

On May 4, 1995 Trinity Energy Corporation (TEC) agreed to acquire 1,000,000 authorized, but previously unissued shares of the Company's Class A common stock in exchange for certain assets of TEC, specifically TEC's rights and title to certain mineral rights properties. The purpose of the transaction was to give control of the Company to TEC.

On September 19, 1995 the Company agreed to issue a $350,000 non convertible debenture bond to Life energy Partners. Ltd (LEP) at a rate of 9.5% in exchange for the purchase of certain assets of LEP.

On September 19, 1995, the Company entered into a consulting agreement with Gulf
Properties, Ltd (Gulf). The Company agreed to contract Gulf as a financial consultant for a period of one year at a contract rate of $20,000 per month.

On February 26, 1996, the Company formally filed an Act of Recision in the clerks office in Iberville Parish, Louisiana regarding the three above commitments, essentially voiding the transactions and placing the Company in its original position prior to the transactions. All parties mutually agreed to and signed off on the Act of Recision. As a result of the consummation of the Act of
Recision, none of the effects of the contracts or stock purchase agreements described above are reflected in these financial statements.

5.  Officers' Compensation

The Company's day to day activities are managed by a certain officer/shareholder, who contributed his time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements

6.  Contingencies

The Company's corporate counsel has confirmed that as of the date of the financial statements, the Company is not involved in any lawsuits nor is there any pending litigation.

7.  Subsequent Events

Management of the Company is currently seeking a private corporation for a possible reverse merger acquisition. As of the date of these financial statements, no suitable corporation has been found. Management, however, continues in its efforts to bring the Company current with regard to its
Securities and Exchange Commission filings.

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning January 1, 2000 from dates prior to the year 2000.
Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its' internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company has completed modifications to its internal systems to attempt to ensure Year 2000 compliance.
The costs of these modifications was not material and involved a reallocation of internal resources rather than incremental expenditures. In addition, the
Company utilizes third party hardware, software and services that may not be
Year 2000 compliant. Although the Company believes that its' software and the hardware and software provided by third parties is Year 2000 compliant, the
Company may be wrong. If the Company is wrong, it could face unexpected expenses to resolve any related issues and any unexpected interruptions could be harmful to its business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: September 18, 2001            By:/s/ Frederic S. Richardson
                                    Frederic Richardson, President and Director
                                    (Principal Financial and Accounting Officer)

Date: September 18, 2001            By:/s/ Max Apple
                                    Max Apple
                                    Secretary and Director