Form 10QSB
period 1996-03-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
 THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD_______ to ______

                          Commission file Number 0-2347

                       UNIVERSAL LIFE HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 Illinois                                    37-0859747

     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

                       P.O. Box 340, Olney, Maryland 20830
               (Address of principal executive offices) (Zip Code)

                                 (301) 774-6913
                           (Issuer's telephone number)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

     The aggregate market value of the Common Stock held by non-affiliates cannot be estimated since the stock is not listed on an exchange and there is no established public trading market for the stock

(Applicable only to corporate issuers) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

      Number of shares of Common Stock outstanding as of December 31, 1995:

                        Class A Common Stock - 2,354,047*

                            Class B Common Stock - 0*

*  Adjusted for Treasury Stock repurchases.

Transitional Small Business Format
(Check one):
Yes...[ ]   No...[X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended March 31, 1996 are included as Appendix A hereto.

Item 2. Management's Plan of Operation

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

     The Company was not, as of March 31, 1996 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no legal proceedings pending against the Company.

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly  period ended March 31, 1996.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended March 31, 1996.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended March 31, 1996.

Item 6. Exhibits and Reports on Form 8-K

     (a) Index of Exhibits.

     Exhibit (2) Plan of Liquidation (incorporated by reference to the Company's
     Annual Report of Form 10-K for the period ended December 31, 1995.

     Exhibit (11) Earnings per share (See Financial Statements)

     (b) Reports on Form 8-K.

     During the last quarter of the Company's fiscal year ended December 31,
1995, no reports on Form 8-K were filed by the Company.

                                   APPENDIX A

                              Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
           Statement of Net Assets in Liquidation as of March 31, 1996
   Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                                 MARCH 31, 1996
-------------------------------------------------------------------------------
                                                                   Page
Compilation Report                                                 F-1
Statement of Net Assets in Liquidation                             F-2
Statement of Changes in Net Assets in Liquidation                  F-3
Notes to Financial Statements                                   F-4 - F-5

To the Board of Directors and Stockholders
Universal Life Holding Corporation, an Illinois corporation

We have compiled the accompanying statement of net assets in liquidation of
Universal Life Holding Corporation (an Illinois Corporation) as of March 31,
1996, and the related statement of changes in net assets in liquidation for the period then ended in accordance with Statements on Standards for Accounting and
Review Services issued by the American Institute of Certified Public
Accountants. All the information included in these financial statements is the representation of the management of Universal Life Holding Corporation.

A compilation is limited to presenting in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

As described in Note 1 to the financial statements, the stockholders of
Universal Life Holding Corporation approved a plan of liquidation on May 25,
1995, and the Company began liquidation shortly thereafter. As a result, the
Company changed its basis of accounting for periods after May 25, 1995, from the going concern basis to the liquidation basis.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
August 14, 2000

                     UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                            AS OF MARCH 31, 1996
-------------------------------------------------------------------------------
       ASSETS

Current Assets
  Cash and Cash Equivalents                                    $        0
                                                               ----------
       Total Current Assets                                             0

Fixed Assets
  Fixed Assets                                                          0

Other Assets
  Deposits and Other Assets                                             0
                                                               ----------

       Total Assets                                                     0
                                                               ----------
       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & Accrued Expenses                          $       25
                                                               ----------
       Total Current Liabilities                                       25
                                                               ----------
Long Term Liabilities
       Committments and Contingencies                               -
                                                               ----------
       Total Long Term Liabilities                                      0
                                                               ----------
       Total Liabilities                                               25
                                                               ----------
Stockholders' Equity
  Common Stock
  Class A, stated value $.50 per share;
  authorized 6,000,000 shares; issued
  3,286,436 shares (including 932,389 shares
  in the Treasury)                                              1,643,218

  Class B, stated value $.002 per share;
  authorized 6,000,000 shares; issued
  1,642,623 shares (including 1,642,623 shares
  in the Treasury)                                                  3,285

  Less:  Treasury Stock                                         (959,146)
  Retained Deficit                                              (687,382)
                                                               ----------
       Total Stockholders' Equity                                      25
                                                               ----------
       Total Liabilities and Stockholders' Equity              $        0
                                                               ----------

See Accountants' Compilation Report and Accompanying Notes to Financial
Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                            AS OF MARCH 31, 1996
                                                                    Total
                                                                   Assets
-------------------------------------------------------------------------------
Net Assets, January 1, 1996                                    $        0
Incrase in Accrued Expenses                                          (25)
                                                               ----------
Net Assets, March  31, 1996                                    $     (25)

See Accountants' Compilation Report and Accompanying Notes to Financial
Statements

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
The Company did not have any such gains in 1996.

REVENUE RECOGNITION

In 1996 the Company had no formal business operations.

ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with Statement of
Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. The Company does not have any advertising costs in 1996.

PROPERTY AND EQUIPMENT

Property and equipment is stated at a liquidated fair market value expected to be realized in liquidation. No depreciation is recognized under liquidation basis accounting. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur. The Company did not own any property or equipment in 1996.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years' differences between the tax bases and financial reporting amounts of assets and liabilities. Loss carryforwards, if any, expire fifteen years following the tax year end in which they occur. Due to the plan of liquidation no recognition of tax asset benefits has been recorded. Should the company engage in any activities that result in the earnings of taxable revenues, tax loss carryforwards of $1,377,773 from 1995 and prior years will be utilized if still available.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities in liquidation and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets in liquidation during the respective reporting period. Actual results could vary from these estimates and assumptions.

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on March 31, 1996. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the quarter ended
March 31, 1996 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

2.  Officers' Compensation

The Company's day to day activities are managed by a certain officer/shareholder, who contributed his time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements

3.  Contingencies

The Company's corporate counsel has confirmed that as of the date of the financial statements, the Company is not involved in any lawsuits nor is there any pending litigation.

4.  Subsequent Events

Management of the Company is currently seeking a private corporation for a possible reverse merger acquisition. As of the date of these financial statements, no suitable corporation has been found. Management, however, continues in its efforts to bring the Company current with regard to its
Securities and Exchange Commission filings.

The Company's largest shareholder is financing the professional fees and administrative costs necessary for the Company to achieve compliance with the
Securities and Exchange Commission, the Internal Revenue Service and any state and local jurisdictions.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL LIFE HOLDING CORPORATION
                                               (Registrant)

Date: September 18, 2001            By:/s/ Frederic S. Richardson
                                    Frederic Richardson, President and Director
                                    (Principal Financial and Accounting Officer)