Form 10QSB
period 1996-09-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1996.

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
 THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD______ to _______

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

                        Class A Common Stock - 2,354,047

Transitional Small Business Format
(Check one):
Yes...[ ]   No...[X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended September 30, 1996 are included as Appendix A hereto.

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

     The Company was not, as of September 30, 1996 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended September 30, 1996.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended September 30, 1996.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended September 30, 1996.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Index of Exhibits.
     Exhibit (2) Plan of Liquidation (incorporated by reference to the Company's
     Annual Report of Form 10-K for the period ended December 31, 1995.
     Exhibit (11) Earnings per share (See Financial Statements)

     (b)  Reports on Form 8-K.
     During the quarterly period ended September 30, 1996, no reports on Form
     8-K were filed by the Company.

                                   APPENDIX A

                              Financial Statements

                      UNIVERSAL LIFE HOLDING CORPORATION
         Statement of Net Assets in Liquidation as of September 30, 1996
 Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                      UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                             SEPTEMBER 30, 1996
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

We have compiled the accompanying statement of net assets in liquidation of
Universal Life Holding Corporation (an Illinois Corporation) as of September 30,
1996, and the related statement of changes in net assets in liquidation for the period then ended in accordance with Statements on Standards for Accounting and
Review Services issued by the American Institute of Certified Public
Accountants. All the information included in these financial statements is the representation of the management of Universal Life Holding Corporation.

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
                             SEPTEMBER 30, 1996
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

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                          AS OF SEPTEMBER 30, 1996
                                                                    Total
                                                                   Assets
-------------------------------------------------------------------------
Net Assets, January 1, 1996                                    $        0
Incrase in Accrued Expenses                                          (25)
                                                               ----------
Net Assets, September 30, 1996                                 $     (25)

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on September 30, 1996. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

                      UNIVERSAL LIFE HOLDING CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the quarter ended
September 30, 1996 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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