Form 10KSB
period 1996-12-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996.

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                          Commission file Number 0-2347

                       UNIVERSAL LIFE HOLDING CORPORATION
                 (Name of small business issuer in its charter)

               Illinois                                    37-0859747
               --------                                    ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year: -0- (no revenues)

State the aggregate value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)

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

       Number of shares of Common Stock outstanding as of August 31, 2001:

                        Class A Common Stock - 2,354,047*

                            Class B Common Stock - 0*

*  Adjusted for Treasury Stock repurchases.

Documents incorporated by reference.

Not applicable, but see Index of Exhibits.

                  Transitional Small Business Disclosure
                  Format (Check one):
                  Yes [X]...No [  ]

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

     The Company was not, as of December 31, 1996 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

Item 2. Properties

     As of the date of filing of this report, the Company conducts  its administrative operations from the address set forth at the beginning of this
Form 10-KSB Annual Report.

Item 3. Legal Proceedings

     There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the quarterly period ending December 31, 1996.

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

     Recent Sales of Unregistered Securities

     There have been no sales of unregistered securities during the fiscal year ended December 31, 1996. Sales of unregistered securities, if any, during the preceding two fiscal years are discussed in the Company's Form 10-K Annual
Report for the fiscal year ended December 31, 1995, Form 10-Q for the period ended September 30, 1995, Form 10-K Annual Report for the period ended December
31, 1994 and other reports filed by the Company with the Commission.

Item 6. Management's Discussion and Analysis or Plan of Operation

     On May 25, 1995, the Company adopted a plan of liquidation in order to provide an accounting presentation consistent with the inactive operating status of the Company. A copy of that plan is incorporated herein by reference (see
List of Exhibits attached hereto). The Company intends that this plan will remain in effect, pending completion of its plan to reorganize the Company through a merger or other acquisition involving a private operating company. The
Company is actively seeking candidates for such a merger or other acquisition.
In the meantime, the Company plans to continue to maintain its corporate formalities and regulatory compliance with state and federal agencies, with the minimum funding necessary to do so to be made available from principals and/or shareholders of the Company or third parties.

Item 7. Financial Statements

     The Company's Financial Statements are attached as Appendix A (following
Exhibits) and included as part of this Form 10-KSB Annual Report. A list of the
Financial Statements is provided in response to Item 13 of this Form 10-KSB
Annual Report.

Item  8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure

                  Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        with Section 16(a) of the Exchange Act.

     (a) Directors and executive officers.

Name                  Age           Position                Director Since
----                  ---           --------                --------------

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

Item 10. Executive Compensation.

     There was no compensation to any of the Company's executives for the
Company's fiscal year ended December 31, 1996.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security ownership of certain beneficial owners

     The names, amount and nature of beneficial ownership and percent of such ownership of persons known to the Company to be beneficial owner of more than five percent (5%) of any class of the Company's voting securities as of December
31, 1996 are as follows:

         Name                       Type/Number Shares           Percent of Class
         ----                       ------------------           ----------------

Universal Life Holding Corp.         1,432,389 Shares                  60.85
                                    Class A Common Stock

     (b)  Security ownership of management

     Refer to the Company's Form 10-K Annual Report for the period ended
December 31, 1994.

Item 12. Certain Relationships and Related Transactions.

     There were no transactions requiring disclosure under this item.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Index of Exhibits.

          Exhibit (2) Plan of Liquidation

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

                                   APPENDIX A

                              Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of December 31, 1996
    Statement of Changes in Net Assets in Liquidation for the Year Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                                DECEMBER 31, 1996

                                                             Page

Auditor's Report                                              F-1

Statement of Net Assets in Liquidation                        F-2

Statement of Changes in Net Assets in Liquidation             F-3

Notes to Financial Statements                              F-4 - F-6

To the Board of Directors and Stockholders
 Universal Life Holding Corporation, an Illinois corporation

We have audited the accompanying statement of net assets in liquidation of
Universal Life Holding Corporation (an Illinois Corporation) as of December 31,
1996, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the net assets in liquidation of
Universal Life Holding Corporation as of December 31, 1996, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
August 14, 2000

                       UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1996

                     ASSETS
Current Assets
        Cash and Cash Equivalents                        $0
                                                    -------
                Total Current Assets                      0

Fixed Assets
        Fixed Assets, net of depreciation                 0

Other Assets
        Deposits and Other Assets                         0
                                                    -------

                Total Assets                             $0
                                                    =======

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts Payable & Accrued Expenses             $25
                                                    -------

                Total Current Liabilities                25
                                                    -------

Long Term Liabilities
        Committments and Contingencies                    -
                                                    -------

                Total Long Term Liabilities               0
                                                    -------

                Total Liabilities                        25
                                                    -------

Stockholders' Equity
  Common Stock
  Class A, stated value $.50 per share;
  authorized 6,000,000 shares; issued
  3,286,436 shares (including 932,389 shares
  in the Treasury)                                1,643,218

  Class B, stated value $.002 per share;
  authorized 6,000,000 shares; issued
  1,642,623 shares (including 1,642,623 shares
  in the Treasury)                                    3,285

  Less:  Treasury Stock                            -959,146

  Retained Deficit                                 -687,382
                                                    -------

        Total Stockholders' Equity                      -25
                                                    -------

        Total Liabilities and Stockholders' Equity       $0
                                                    =======

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1996

                                                             Total
                                                             Assets

Net Assets, January 1, 1996                                    $0

Increase in Accrued Expenses                                  -25
                                                      -------------------

Net Assets, December  31, 1996                               ($25)
                                                      ===================

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
The Company did not have any such gains in 1996

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on December 31, 1996. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the year ended
December 31, 1996 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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

Date: September 19, 2001              By:      /s/ Frederic S. Richardson
                                      -------------------------------------
                                      Frederic Richardson, President and Director
                                      (Principal Financial and
                                            Accounting Officer)

Date: September 19, 2001              By:      /s/ Max Apple
                                      ----------------------
                                      Max Apple
                                      Secretary and Director