Form 10QSB
period 1997-03-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1997.

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
 THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD_____ to ______

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

                        Class A Common Stock - 2,354,047

Transitional Small Business Format
(Check one):
Yes...[ ]   No...[X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended March 31, 1997 are included as Appendix A hereto.

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

     The  Company  was not, as of March 31, 1997 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended March 31, 1997.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended March 31, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended March 31, 1997.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Index of Exhibits.
     Exhibit (2) Plan of Liquidation (incorporated by reference to the Company's
     Annual Report of Form 10-K for the period ended December 31, 1995.
     Exhibit (11) Earnings per share (See Financial Statements)

     (b) Reports on Form 8-K.
     During the quarterly period ended March 31, 1997, no reports on Form 8-K were filed by the Company.

                                   APPENDIX A

                              Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
           Statement of Net Assets in Liquidation as of March 31, 1997
 Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                                 MARCH 31, 1997
-------------------------------------------------------------------------------
                                                                   Page
Compilation Report                                                  1
Statement of Net Assets in Liquidation                              2
Statement of Changes in Net Assets in Liquidation                   3
Notes to Financial Statements                                      4-5

To the Board of Directors and Stockholders
Universal Life Holding Corporation, an Illinois corporation

We have compiled the accompanying statement of net assets in liquidation of
Universal Life Holding Corporation (an Illinois Corporation) as of March 31,
1997, and the related statement of changes in net assets in liquidation for the period then ended in accordance with Statements on Standards for Accounting and
Review Services issued by the American Institute of Certified Public
Accountants. All the information included in these financial statements is the representation of the management of Universal Life Holding Corporation.

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

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
August 14, 2000

                     UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                            AS OF MARCH 31, 1997
-------------------------------------------------------------------------------
       ASSETS

Current Assets
  Cash and Cash Equivalents                                    $        0
                                                               ----------
       Total Current Assets                                             0

Fixed Assets
  Fixed Assets                                                          0

Other Assets
  Deposits and Other Assets                                             0
                                                               ----------

       Total Assets                                                     0
                                                               ----------
       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & Accrued Expenses                          $       50
                                                               ----------
       Total Current Liabilities                                       50
                                                               ----------
Long Term Liabilities
       Committments and Contingencies                               -
                                                               ----------
       Total Long Term Liabilities                                      0
                                                               ----------
       Total Liabilities                                               50
                                                               ----------
Stockholders' Equity
  Common Stock
  Class A, stated value $.50 per share;
  authorized 6,000,000 shares; issued
  3,286,436 shares (including 932,389 shares
  in the Treasury)                                              1,643,218

  Class B, stated value $.002 per share;
  authorized 6,000,000 shares; issued
  1,642,623 shares (including 1,642,623 shares
  in the Treasury)                                                  3,285

  Less:  Treasury Stock                                          -959,146
  Retained Deficit                                               -687,407
                                                               ----------
       Total Stockholders' Equity                                     -50
                                                               ----------
       Total Liabilities and Stockholders' Equity              $        0
                                                               ----------

See Accountants' Compilation Report and Accompanying Notes to Financial
Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                            AS OF MARCH 31, 1997
                                                                    Total
                                                                   Assets
-------------------------------------------------------------------------
Net Assets, January 1, 1997                                         ($25)
Incrase in Accrued Expenses                                          (25)
                                                               ----------
Net Assets, March  31, 1997                                    $     (50)

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
The Company did not have any such gains in 1997.

REVENUE RECOGNITION

In 1997 the Company had no formal business operations.

ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with Statement of
Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. The Company does not have any advertising costs in 1997.

PROPERTY AND EQUIPMENT

Property and equipment is stated at a liquidated fair market value expected to be realized in liquidation. No depreciation is recognized under liquidation basis accounting. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur. The Company did not own any property or equipment in 1997.

                                       4

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years' differences between the tax bases and financial reporting amounts of assets and liabilities. Loss carryforwards, if any, expire fifteen years following the tax year end in which they occur. Due to the plan of liquidation no recognition of tax asset benefits has been recorded. Should the company engage in any activities that result in the earnings of taxable revenues, tax loss carryforwards of $1,377,798 from 1995 and prior years will be utilized if still available.

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on March 31, 1997. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

                                       5

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the quarter ended
March 31, 1997 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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

                                       6

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