Form 10QSB
period 1998-06-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 1998.

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

                        Class A Common Stock - 2,354,047

Transitional Small Business Format
(Check one):
Yes...[ ]   No...[X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended June 30, 1998 are included as Appendix A hereto.

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

     The Company was not, as of June 30, 1998 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended June 30, 1998.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended June 30, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended June 30, 1998.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Index of Exhibits.
     Exhibit (2) Plan of Liquidation (incorporated by reference to the Company's
     Annual Report of Form 10-K for the period ended December 31, 1995.
     Exhibit (11) Earnings per share (See Financial Statements)

     (b) Reports on Form 8-K.
     During the quarterly period ended June 30, 1998, no reports on Form 8-K were filed by the Company.

                                   APPENDIX A

                              Financial Statements

                      UNIVERSAL LIFE HOLDING CORPORATION
           Statement of Net Assets in Liquidation as of June 30, 1998
 Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                     UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                                JUNE 30, 1998
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

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
August 14, 2000

                     UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                            AS OF JUNE 30, 1998
-------------------------------------------------------------------------------
       ASSETS

Current Assets
  Cash and Cash Equivalents                                    $        0
                                                               ----------
       Total Current Assets                                             0

Fixed Assets
  Fixed Assets                                                          0

Other Assets
  Deposits and Other Assets                                             0
                                                               ----------

       Total Assets                                                     0
                                                               ----------
       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & Accrued Expenses                          $       75
  Accrued Interest Payable                                            683
  Notes Payable                                                    33,000
                                                               ----------
       Total Current Liabilities                                   33,758
                                                               ----------
Long Term Liabilities
       Committments and Contingencies                               -
                                                               ----------
       Total Long Term Liabilities                                      0
                                                               ----------
       Total Liabilities                                           33,758
                                                               ----------
Stockholders' Equity
  Common Stock
  Class A, stated value $.50 per share;
  authorized 6,000,000 shares; issued
  3,286,436 shares (including 932,389 shares
  in the Treasury)                                              1,643,218

  Class B, stated value $.002 per share;
  authorized 6,000,000 shares; issued
  1,642,623 shares (including 1,642,623 shares
  in the Treasury)                                                  3,285

  Less:  Treasury Stock                                         (959,146)
  Retained Deficit                                              (721,115)
                                                               ----------
       Total Stockholders' Equity                                (33,758)
                                                               ----------
       Total Liabilities and Stockholders' Equity              $        0
                                                               ----------

See Accountants' Compilation Report and Accompanying Notes to Financial
Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                            AS OF JUNE 30, 1998
                                                                    Total
                                                                   Assets
-------------------------------------------------------------------------
Net Assets, January 1, 1998                                         ($50)

Increase in Notes Payable                                        (33,000)
Increase in Accrued Interest                                        (683)
Incrase in Accrued Expenses                                          (25)
                                                               ----------
Net Assets, June 30, 1998                                      $ (33,758)

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on June 30, 1998. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

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

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE cont'd

June 30, 1998 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

2.  Officers' Compensation

The Company's day to day activities are managed by a certain officer/shareholder, who contributed his time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements

3.  Notes Payable

On March 15, April 15 and May 15, 1998 the Company borrowed from three different unrelated third parties in order to finance legal and professional fees incurred. The notes are in default and listed as current liabilities along with accrued interest. The notes are as follows:
                              3/15/98     $14,000 with an interest rate of 9%
                              4/15/98     $  9,000 with an interest rate of 10%
                              5/15/98     $10,000 with an interest rate of 10%

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