Form 10KSB
period 1998-12-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

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

Transitional Small Business Disclosure Format(Check one):  Yes [X] No [ ]

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

           The Company was not, as of December 31, 1998 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the
Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

Item 2.  Properties

           As of the date of filing of this report, the Company conducts its administrative operations from the address set forth at the beginning of this Form 10-KSB Annual Report.

Item 3.  Legal Proceedings

           There are no legal proceedings pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders during the quarterly period ending December 31, 1998.

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

           Recent Sales of Unregistered Securities

               There have been no sales of unregistered securities during the fiscal year ended December 31, 1998. Sales of unregistered securities, if any, during the preceding two fiscal years are discussed in the Company's Form
10-KSB Annual Reports for the fiscal years ended December 31, 1996 and 1997 and other reports filed by the Company with the Commission.

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
Louisiana 1971-1988.

           Randall A. Plaisance. Chief Financial Officer, Frontier Insurance
Company, since June, 1994. Certified Public Accountant, Private Practice.

Item 10. Executive Compensation.

           There was no compensation to any of the Company's executives for the
Company's fiscal year ended December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

           (a)   Security ownership of certain beneficial owners

                 The names, amount and nature of beneficial ownership
and percent of such ownership of persons known to the Company to be beneficial owner of more than five percent (5%) of any class of the Company's voting securities as of December 31, 1998 are as follows:

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

Item 13. Exhibits and Reports on Form 8-K.

           (a)   Index of Exhibits.

                 Exhibit(2)   Plan of Liquidation

                 Exhibit(3)(i)

                 (a)    Articles of Incorporation (incorporated by reference to
                        the Company's Annual Report on Form 10-K dated December
                        31,1981 (File No. 0-2347).

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

                                   APPENDIX A

                              Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of December 31, 1998
    Statement of Changes in Net Assets in Liquidation for the Year Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                                DECEMBER 31, 1998

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the net assets in liquidation of
Universal Life Holding Corporation as of December 31, 1998, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
August 14, 2000

                       UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1998

                     ASSETS
Current Assets
        Cash and Cash Equivalents                           $0
                                                   ------------

                Total Current Assets                         0

Fixed Assets
        Fixed Assets, net of depreciation                    0

Other Assets
        Deposits and Other Assets                            0
                                                   ------------

                Total Assets                                $0
                                                   ============

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts Payable & Accrued Expenses                $75
        Accrued Interest Payable                         2,263
        Notes Payable                                   33,000
                                                   ------------

                Total Current Liabilities               35,338
                                                   ------------

Long Term Liabilities
        Committments and Contingencies                      -
                                                   ------------

                Total Long Term Liabilities                  0
                                                   ------------

                Total Liabilities                       35,338
                                                   ------------

Stockholders' Equity
  Common Stock
  Class A, stated value $.50 per share;
  authorized 6,000,000 shares; issued
  3,286,436 shares (including 932,389 shares
  in the Treasury)                                   1,643,218

  Class B, stated value $.002 per share;
  authorized 6,000,000 shares; issued
  1,642,623 shares (including 1,642,623 shares
  in the Treasury)                                       3,285

        Less:  Treasury Stock                         -959,146

        Retained Deficit                              -722,695
                                                   ------------

        Total Stockholders' Equity                     -35,338
                                                   ------------

        Total Liabilities and Stockholders' Equity          $0
                                                   ============

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1998

                                                           Total
                                                           Assets

Net Assets, January 1, 1998                                   ($50)

Increase in Notes Payable                                  -33,000
Increase in Accrued Interest                                -2,263
Increase in Accrued Expenses                                   -25
                                                        -----------

Net Assets, December  31, 1998                            ($35,338)
                                                        ===========

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on December 31, 1998. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

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

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE cont'd

December 31, 1998 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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

Date: September 19, 2001                By:/s/ Frederic S. Richardson
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