Form 10KSB
period 1999-12-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

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

           The Company was not, as of December 31, 1999 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the
Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

Item 2.  Properties

           As of the date of filing of this report, the Company conducts its administrative operations from the address set forth at the beginning of this Form 10-KSB Annual Report.

Item 3.  Legal Proceedings

           There are no legal proceedings pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders during the quarterly period ending December 31, 1999.

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

            Recent Sales of Unregistered Securities

                 There have been no sales of unregistered securities during the fiscal year ended December 31, 1999. Sales of unregistered securities, if any, during the preceding two fiscal years are discussed in the Company's Form
10-KSB Annual Reports for the fiscal years ended December 31, 1997 and 1998 and other reports filed by the Company with the Commission.

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

           Not Applicable

PART III

Item 9.  Directors,  Executive  Officers,  Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.

            (a)      Directors and executive officers.

Name                      Age               Position             Director Since

Frederic Richardson        40               President, Director          1999

Max Apple                  61               Secretary, Director          1999
Ed Hutya                   56               Treasurer, Director          1999

           Each director is elected until the next Annual Meeting of
shareholders and until his successor is qualified.

           Business experience and directorships of directors and executive officers:

           Mr. Maxwell W. Apple has been a director since 1999, and has also served as Secretary since 1999. Mr Apple is a former judge and currently a member of the Indiana Bar. He has been involved in various business ventures which include owning Nunur Corporation, a company which owned commercial and residential properties, being a partner in French Lick Springs Golf and Tennis
Resort, L.P., and being the sole shareholder of The Paoli Corporation, a company specializing in the manufacturing of wood products and operating lumber dry kilns. He received his Juris Doctor Degree from the Indiana University School of
Law and also attended the National College of the State Judiciary and Indiana
Judicial College.

           Mr. Frederic S. Richardson has been a director since 1999 and has also served as President since 1999. Mr. Richardson is experienced in insurance, mortgage and financial services transactions. He focuses on structuring transactions for private and public entities, raising capital, and identifying acquisition targets. Since 1994, Mr. Richardson has been the President of
Maccabean Industries, Inc., a consulting firm specializing in raising capital for companies in the financial services industry and real estate market. Mr.
Richardson received a degree in Economics from the University of Maryland in
1983 and a Masters in Business Administration from American University in 1996.

           Mr. Edward A. Hutya has been a director since 1999. He has also served as Vice President of the Company since 1999. He is currently the president of the Center of Independent Living and a consultant to Riverside
Healthcare foundation, two not-for-profit organizations. Mr. Hutya has many years of experience in the operations and acquisitions of health care properties. During his tenure as president of several not-for-profit corporations, Mr. Hutya directed corporate development for the acquisition of housing and nursing facilities for the elderly and special populations. Mr.
Hutya also selected and hired management companies which operated nursing homes.
Prior to his involvement with not-for-profit organizations, Mr. Hutya specialized in financing, including equipment, vehicles, real estate and governmental leasing and financing. Mr. Hutya received a degree in Economics from the University of Connecticut in 1965, and participated in graduate work in
Urban Economics at American University.

Item 10. Executive Compensation.

           There was no compensation to any of the Company's executives for the Company's fiscal year ended December 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

           (a)   Security ownership of certain beneficial owners

                 The names, amount and nature of beneficial ownership and
percent of such ownership of persons known to the Company to be beneficial owner of more than five percent (5%) of any class of the Company's voting securities as of December 31, 1999 are as follows:

         Name                   Type/Number Shares            Percent of Class

Frederic Richardson              1,432,389 Shares                   60.85
                               Class A Common Stock

           (b)   Security ownership of management

                 Refer Item (a) immediately above.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the net assets in liquidation of
Universal Life Holding Corporation as of December 31, 1999, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
August 14, 2000

                       UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of December 31, 1999
    Statement of Changes in Net Assets in Liquidation for the Year Then Ended

                                TABLE OF CONTENTS
                                DECEMBER 31, 1999

                                                                 Page

Auditor's Report                                                   1

Statement of Net Assets in Liquidation                             2

Statement of Changes in Net Assets in Liquidation                  3

Notes to Financial Statements                                     4-6

                       UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1999

                     ASSETS
Current Assets
        Cash and Cash Equivalents                                       $0

                                                             ----------------

                Total Current Assets                                     0

Fixed Assets
        Fixed Assets, net of depreciation                                0

Other Assets
        Deposits and Other Assets                                        0
                                                             ----------------

                Total Assets                                            $0
                                                             ================

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts Payable & Accrued Expenses                           $100
        Accrued Interest Payable                                     5,423
        Notes Payable                                               33,000
                                                             ----------------

                Total Current Liabilities                           38,523
                                                             ----------------

Long Term Liabilities
        Committments and Contingencies                                   -

                                                             ----------------

                Total Long Term Liabilities                              0
                                                             ----------------

                Total Liabilities                                   38,523
                                                             ----------------

Stockholders' Equity
  Common Stock
  Class A, stated value $.50 per share;
  authorized 6,000,000 shares; issued
  3,286,436 shares (including 932,389 shares
  in the Treasury)                                               1,643,218

  Class B, stated value $.002 per share;
  authorized 6,000,000 shares; issued
  1,642,623 shares (including 1,642,623 shares
  in the Treasury)                                                   3,285

        Less:  Treasury Stock                                     -959,146

        Retained Deficit                                          -725,880
                                                             ----------------

                Total Stockholders' Equity                         -38,523
                                                             ----------------

                Total Liabilities and Stockholders' Equity              $0
                                                             ================

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1999

                                                         Total
                                                         Assets

Net Assets, January 1, 1999                            ($35,338)

Increase in Accrued Interest                             -3,160
Increase in Accrued Expenses                                -25
                                                   -------------------

Net Assets, December  31, 1999                         ($38,523)
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

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years' differences between the tax bases and financial reporting amounts of assets and liabilities. Loss carryforwards, if any, expire fifteen years following the tax year end in which they occur. Due to the plan of liquidation no recognition of tax asset benefits has been recorded. Should the company engage in any activities that result in the earnings of taxable revenues, tax loss carryforwards of $1,377,823 from 1999 and prior years will be utilized if still available.

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on December 31, 1999. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

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

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE cont'd

December 31, 1999 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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

5. Subsequent Events

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