Form 10QSB
period 2001-03-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
       For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the transition period from __________ to ____________

                                     0-2347
                            (Commission file number)

                       UNIVERSAL LIFE HOLDING CORPORATION
       (Exact name of small business issuer as specified in its charter)

               Illinois                                37-0859747
    (State or other jurisdiction                     (IRS Employer
 of incorporation or organization)                 Identification No.)

              PO Box 340
              Olney, MD                                  20830
  (Address of principal executive offices)             (Zip Code)

                                 (301) 774-6913
                           (Issuer's telephone number

                8146 One Calais, Suite 104, Baton Rouge, LA 70809
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 3,217,998 shares of Class A Common
Stock, no par value per share, Class B 35,138 as of March 31, 2001.

Transitional Small Business Disclosure Format (Check one):Yes [ ] No [x]

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1...Financial Statements

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2001

                                     ASSETS

                                                  Dec. 31, 2000     March 31, 2001
                                                   (Unaudited)       (Unaudited)
                                                   -----------       -----------

CASH.......................................        $        0        $        0
EQUIPMENT, less accumulated
  depreciation of $.00.....................                 0                 0
                                                   -----------       -----------
                                                   $        0        $        0
                                                   ===========       ===========

                              SHAREHOLDERS' EQUITY

TREASURY STOCK.............................          (503,845)         (503,845)
COMMON STOCK Class A, no par value
  Class A 3,217,998 shares issued
     and outstanding ......................         1,643,218         1,643,218
  Class B 35,138 shares issued
     and outstanding.......................             3,285             3,285
ACCUMULATED RETAINED DEFICIT
  ($100,986 accumulated during
   the development stage)..................        (1,582,967)       (1,582,967)
ADDITIONAL PAID CAPITAL ...................           440,309           440,309
                                                   -----------       -----------
                                                   $        0        $        0
                                                   ===========       ===========

          See accompanying summary of significant accounting policies and Notes to financial Statements

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)
                       For the period ended March 31, 2001

                                              For the 3 Months
                                                Ended 3/31/01        12/31/00
                                                 (Unaudited)        (Unaudited)
                                              ----------------    --------------
OPERATING EXPENSES
   Professional Fees.......................        $ 0                 $ 0
   Web Site Development....................          0                   0
   Travel & Entertainment..................          0                   0
   Registration and Filing Fees............          0                   0
   Other...................................          0                   0
                                              ----------------    --------------
      TOTAL OPERATING EXPENSES                     $ 0                 $ 0
                                              ----------------    --------------
         LOSS FROM OPERATIONS                       (0)               ($ 0)

INCOME TAX EXPENSE                                   0                   0
                                              ----------------    --------------

             NET LOSS                             ($ 0)                $ 0
                                              ================    ==============

Basis loss per common share................        $ *                 $ *
                                              ----------------    --------------

Basic weighted average common
   shares outstanding......................        0.00                0.00
                                              ================    ==============

*  Less than $.01 per share

          See accompanying summary of significant accounting policies and Notes to financial Statements

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)
                       For the period ended March 31, 2001

                                              For the 3 Months
                                                Ended 3/31/01        12/31/01
                                                 (Unaudited)        (Unaudited)
                                              ----------------    --------------
OPERATING ACTIVITIES
   Net loss................................        $(0)                $(0)
                                              ----------------    --------------
       NET CASH (USED IN)
         OPERATING ACTIVITIES                       (0)                 (0)
                                              ----------------    --------------

FINANCING ACTIVITIES
   Proceeds from the Sale of Common Stock..          0                 $ 0
   Retained Earnings.......................          0                 (0)
                                              ----------------    --------------
       NET CASH PROVIDED BY
         FINANCING ACTIVITIES                        0                   0
                                              ================    ==============
                                                   $(0)                  0

Cash and cash equivalents,
   beginning of period                               0                   0
       CASH AND CASH EQUIVALENTS, END
          OF PERIOD                                  0                   0
                                              ----------------    --------------
       CHANGE IN CASH AND CASH EQUIVALENTS          (0)                  0
                                              ================    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
Cash paid during the period for:
   Interest................................          0                   0
                                              ================    ==============
   Income taxes............................          0                   0
                                              ================    ==============

          See accompanying summary of significant accounting policies and Notes to financial Statements

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A:  NATURE OF ORGANIZATION

                                   Background

Universal Life Holding Company is a corporation organized in Illinois on August
13, 1964. Following incorporation the Company remained an inactive shell company. Historically, the principal business of Universal has been real estate development, ownership and management and the investment in Frontier Insurance
Company. Universal had 81.1Effective January 1, 2001, the Company entered the development stage in accordance with SFAS No. 7. The Company's principal activities since January 1, 2000 have consisted of organizational matters and the sale of its no par value common stock.

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                3/31/01
                                                          ---------------
   U.S. federal statutory graduated rate..............          15.00%
   State income tax rate, net of federal benefit......           7.51%
   Offering costs.....................................          13.13%
   Net operating loss for which no tax benefit
    is currently available............................         -35.64%
                                                          ---------------
                                                                 0.00%
                                                          ===============

At March 31, 2001, deferred taxes consisted of a net tax asset of $0 due to operating loss carryforwards of $0 which was fully allowed for in the valuation allowance of $0. The valuation allowance from January 1, 2001 (inception)
through March 31, 2001 was $0. Net operating loss carryforwards will expire through 2021.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS (cont'd)

NOTE C:  SHAREHOLDERS' EQUITY

Common stock

Holders of Class B common stock of the Company are not entitled to receive dividends until the Company has had, for a period of not less than 36 consecutive months, average annual net earnings of not less than 6% of the amount determined by multiplying the total number of Class A and B common shares outstanding by $1. When this condition is met, Class A and Class B shareholders will rank equally.

In the event of dissolution or liquidation of the Company, Class B shareholders are not entitled to any liquidating dividends until all Class A shareholders have received $1 per share, after which time Class A and Class B shareholders rank equally.

In 1995 the Company spun off all it's holdings and shares outstanding where converted to treasury stock with the exception of International Mercantile
Corporation which has since spun off and made Frederic Richardson the sole owner of all outstanding shares of the Company.

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            Development Stage Company

Universal Life Holding Corp. (the "Company") entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial
Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage
Enterprises" in 2001 upon incorporation. The Company operates as a mortgage banking and brokerage company over the Internet.

                                Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

                                Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                           Equipment and depreciation

Equipment is stated at cost. Equipment is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

                              Web site development

The Company expenses all internal and external costs incurred to develop internal-use computer software. As a development stage company, management has determined there is no assurance that the web site will provide substantive service potential to the Company.

                                  Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Income taxes are computed under the provisions of the Financial Accounting
Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income
Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

                            Earnings/(loss) per share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.
However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

                       Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The
Company's only financial instrument at December 31, 2000 was cash.

                           Cash and Cash Equivalents.

For purposes of the statements of cash flows, The Company considers all highly liquid debt securities purchased with maturity of three months or less to be cash equivalents.

                        Investment in Equity Securities

Equity securities are considered available-for-sale, and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity under Accumulated Other Comprehensive Income.

                          Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable.

                             Property and Equipment

Property and equipment, consisting of furnishings and equipment used in its current operations, is stated at cost, less accumulated depreciation.
Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

                                Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

                                  Sales Revenue

Revenues from sales are recorded when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met.
Income on contracts in excess of one month is deferred and recognized monthly, pro-rata, over the term of the agreement.

                                   Advertising

Advertising costs are charged to operations in the year incurred.

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of
Common shares outstanding during each period. There were no common stock equivalents as of the periods ended December 31, 2000 and December 31, 1999. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 3,286,436 and 3,286,436 during the three months ended, 2000 and 1999, respectively.

                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.
These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement

     Certain statements in this Form 10-QSB, including information set forth under Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act").
Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

Plan of Operation

The Company's management intends to seek funding from a variety of sources including private placements of its stock, public offerings of its stock, as well as debt financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

For the twelve month period from January 1, 2001 to December 31, 2001 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities.

The Company's management is commencing discussions with investment bankers pertaining to a stair step-financing plan. This will encompass initial seed capital, a first and second level of private placements, bridge financing, mezzanine financing and an eventual initial public offering. However, there can be no assurance management will be successful in these endeavors.

Liquidity and Capital Resources

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2001, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company intends to raise additional funds to continue with operations and to either complete a merger or acquisition.

                           PART II. OTHER INFORMATION

Item 1............Legal Proceedings

     The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations. Prior litigation with involving Frontier Insurance Company has been concluded and Universal has been held harmless from the Insurance Commissioner and Securities Exchange Commission
and all other Plaintiffs in prior litigation.

Item 2............Changes in Securities

         None

Item 3............Defaults Upon Senior Securities

         None

Item 4............Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2001.

Item 5............Other Information

         None.

Item 6...Exhibits and Reports on Form 8-K

         (a)......Exhibits

                  None

         (b)......Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fiscal quarter ended
March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Universal Life Holding Corp.

 Date: January 23, 2002                    By:/s/ Frederic Richardson
                                                 Frederic Richardson
                                           Chairman, Chief Executive Officer
                                             and President

