Form 10QSB
period 2001-09-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-01-23
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
       For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 3,217,998 shares of Class A Common
Stock, no par value per share, Class B 35,138 as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one):Yes [ ] No [x]

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1...Financial Statements

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2001

                                     ASSETS

                                                  Dec. 31, 2000  September 30, 2001
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
                                                   ===========       ===========

          See accompanying summary of significant accounting policies and Notes to financial Statements

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)
                     For the period ended September 30, 2001

                                              For the 9 Months
                                                Ended 9/30/01        12/31/00
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
                                              ================    ==============

*  Less than $.01 per share

          See accompanying summary of significant accounting policies and Notes to financial Statements

                          UNIVERSAL LIFE HOLDING CORP.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)
                     For the period ended September 30, 2001

                                              For the 9 Months
                                                Ended 9/30/01        12/31/01
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
                                                                9/30/01
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
                                                          ---------------
                                                                 0.00%
                                                          ===============

At September 30, 2001, deferred taxes consisted of a net tax asset of $0 due to operating loss carryforwards of $0 which was fully allowed for in the valuation allowance of $0. The valuation allowance from January 1, 2001 (inception)
through September 30, 2001 was $0. Net operating loss carryforwards will expire through 2021.

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

                                Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of nine months or less to be cash equivalents.

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

                           Cash and Cash Equivalents.

For purposes of the statements of cash flows, The Company considers all highly liquid debt securities purchased with maturity of nine months or less to be cash equivalents.

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

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of
Common shares outstanding during each period. There were no common stock equivalents as of the periods ended December 31, 2000 and December 31, 1999. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 3,286,436 and 3,286,436 during the nine months ended, 2000 and 1999, respectively.

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

Liquidity and Capital Resources

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2001, had a working capital deficit.
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

         None

Item 3............Defaults Upon Senior Securities

         None

Item 4............Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended September 30, 2001.

Item 5............Other Information

         None.

Item 6...Exhibits and Reports on Form 8-K

         (a)......Exhibits

                  None

         (b)......Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fiscal quarter ended
September 30, 2001.

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

