Form 10KSB
period 2001-12-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-04-11
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001.

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

               3470 Olney Latonsville Road, Olney, Maryland 20832
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

        Number of shares of Common Stock outstanding as of April 5, 2002:

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

           The Company was not, as of December 31, 2001 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the
Company's previously filed Form 10-K for the period ended December 31, 1994 and
Form 10-Q for the period ended September 30, 1995.

Item 2.    Properties

           As of the date of filing of this report, the Company conducts its administrative operations from the address set forth at the beginning of this
Form 10-KSB Annual Report.

Item 3.    Legal Proceedings

           There are no legal proceedings pending against the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders during the quarterly period ending December 31, 2001.

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

           Recent Sales of Unregistered Securities

           There have been no sales of unregistered securities during the fiscal year ended December 31, 2001. Sales of unregistered securities, if any, during the preceding two fiscal years are discussed in the Company's Form 10-KSB
Annual Reports for the fiscal years ended December 31, 1998 and 1999 and other reports filed by the Company with the Commission.

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

           Mr. Maxwell W. Apple has been a director since 1999, and has also served as Secretary since 1999. Mr. Apple is a former judge and currently a member of the Indiana Bar. He has been involved in various business ventures which include owning Nunur Corporation, a company which owned commercial and residential properties, being a partner in French Lick Springs Golf and Tennis
Resort, L.P., and being the sole shareholder of The Paoli Corporation, a company specializing in the manufacturing of wood products and operating lumber dry kilns. He received his Juris Doctor Degree from the Indiana University School of
Law and also attended the National College of the State Judiciary and Indiana
Judicial College.

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

Item 10.   Executive Compensation.

           There was no compensation to any of the Company's executives for the
Company's fiscal year ended December 31, 2001.

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

               Exhibit(11)    Earnings per share (See Financial Statements)

           (b) Reports on Form 8-K.

               During the last quarter of the Company's fiscal year ended
December 31, 2001, no reports on Form 8-K were filed by the Company.

                                   APPENDIX A

                              Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of December 31, 2001
    Statement of Changes in Net Assets in Liquidation for the Year Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                                TABLE OF CONTENTS
                                DECEMBER 31, 2001

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

We have audited the accompanying statement of net assets in liquidation of
Universal Life Holding Corporation (an Illinois Corporation) as of December 31,
2001, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the net assets in liquidation of
Universal Life Holding Corporation as of December 31, 2001, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.

/s/ Craig W. Conners, CPA
Craig W. Conners, CPA

San Diego, California
April 5, 2002

                       UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 2001

                     ASSETS
Current Assets
--------------
     Cash and Cash Equivalents                              $          0
                                                            ------------
         Total Current Assets                                          0

Fixed Assets
------------
     Fixed Assets, net of depreciation                                 0

Other Assets
------------
     Deposits and Other Assets                                         0
                                                            ------------
             Total Assets                                   $          0
                                                            ============

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
     Accounts Payable & Accrued Expenses                    $     12,625
     Accrued Interest Payable                                     17,865
     Notes Payable to Shareholders                                33,000
                                                            ------------
             Total Current Liabilities                            63,490
                                                            ------------
Long Term Liabilities
---------------------
     Commitments and Contingencies                                    -
     Loan Payable to Shareholders                                  5,000
                                                            ------------
             Total Long Term Liabilities                               0
                                                            ------------
             Total Liabilities                                    68,490
                                                            ------------

Stockholders' Equity
--------------------
 Common Stock
 Class A, stated value $.50 per share;
 authorized 6,000,000 shares; issued
 3,286,436 shares (including 932,389 shares
 in the Treasury)                                              1,643,218

 Class B, stated value $.002 per share;
 authorized 6,000,000 shares; issued
 1,642,623 shares (including 1,642,623 shares
 in the Treasury)                                                  3,285

     Less: Treasury Stock                                       -959,146

     Retained Deficit                                           -755,847
                                                            ------------

             Total Stockholders' Equity                          -68,490
                                                            ------------

             Total Liabilities and Stockholders' Equity     $          0
                                                            ============

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 2001

                                                                Total
                                                                Assets

Net Assets, January 1, 2001                                   ($------)

Increase in Loan Payable                                        ------
Increase in Accrued Interest                                    ------
Increase in Accrued Expenses                                    ------
                                                          -------------------

Net Assets, December  31, 2001                                ($68,490)
                                                          ===================

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

ORGANIZATION

Universal Life Holding Corporation (The Company) is a profit corporation organized under the laws of the State of Illinois on August 13, 1964 for the purpose of residential rental property management as well as other real estate and investment activities. The Company's business activities have virtually ceased since 1992 and, as a result, the Company approved a plan of liquidation on May 25, 1995. Consequently, the Company's financial statements are presented on a liquidation basis.

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
The Company did not have any such gains in 2001.

REVENUE RECOGNITION

In 2001 the Company had no formal business operations.

ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with Statement of
Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.
The Company does not have any advertising costs in 2001.

PROPERTY AND EQUIPMENT

Property and equipment is stated at a liquidated fair market value expected to be realized in liquidation. No depreciation is recognized under liquidation basis accounting. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur. The Company did not own any property or equipment in 2001.

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years' differences between the tax bases and financial reporting amounts of assets and liabilities. Loss carryforwards, if any, expire fifteen years following the tax year end in which they occur. Due to the plan of liquidation no recognition of tax asset benefits has been recorded. Should the company engage in any activities that result in the earnings of taxable revenues, tax loss carryforwards of $1,377,823 from 2001 and prior years will be utilized if still available.

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on December 31, 2001. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

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

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE cont'd

December 31, 2001 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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
        3/15/98     $14,000 with an interest rate of 9%
        4/15/98     $ 9,000 with an interest rate of 10%
        5/15/98     $10,000 with an interest rate of 10%
     All these Notes Payable were acquired during 2001 by Frederic Richardson,
Officer and Director of the Company.

4.  Loans Payable

A related party loaned the Company $5,000 towards administrative costs and professional fees required to update the required government filings in order to reinstate the corporation and achieve compliance with the Securities and
Exchange Commission, the Internal Revenue Service and any state and local jurisdictions.

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

Date: April 5, 2002                    By:  /s/ Frederic S. Richardson
                                            Frederic Richardson, President
                                            and Director
                                            (Principal Financial and Accounting
                                            Officer)

Date: April 5, 2002                    By:  /s/ Max Apple
                                            Max Apple
                                            Secretary and Director