Form 10QSB
period 2002-03-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-05-20
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED MARCH 31, 2002 2000.

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

                  3470 Laytonsville Road, Olney, Maryland 20830
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

                        Class A Common Stock - 2,354,047

Transitional Small Business Format
(Check one):
Yes...[ ]   No...[X]

                                       1

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended March 31, 2002  are included as Appendix A hereto.

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

     The Company was not, as of March 31, 2002   or as of the date of the
filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

                                       2

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no legal proceedings pending against the Company.

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended March 31, 2002.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended March 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended March 31, 2002.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

                                       3

                                   APPENDIX A

                         Unaudited Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
           Statement of Net Assets in Liquidation as of March 31, 2002
   Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                                       4

                       UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                              AS OF MARCH 31, 2002
                                    Unaudited

                                     ASSETS
Current Assets
--------------
     Cash and Cash Equivalents                             $          0
                                                            -----------
         Total Current Assets                                         0

Fixed Assets
------------
     Fixed Assets, net of depreciation                                0

Other Assets
------------
     Deposits and Other Assets                                        0
                                                           ------------
             Total Assets                                   $         0
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
                                                           ============

       See Auditor's Report and Accompanying Notes to Financial Statements

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              AS OF MARCH 31, 2002

                                                               Unaudited

                                                                Total
                                                                Assets

Net Assets, January 1, 2001                                   ($     - )

Increase in Loan Payable                                             -
Increase in Accrued Interest                                         -
Increase in Accrued Expenses                                         -
                                                          -------------------

Net Assets, March 31, 2002                                     ($68,490)
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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on March 31, 2002. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

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

                       UNIVERSAL LIFE HOLDING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE cont'd

March 31, 2002 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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

Date: April 20, 2002                   By:  /s/ Frederic S. Richardson
                                            --------------------------
                                                Frederic Richardson, President
                                                and Director
                                                (Principal Financial and
                                                Accounting Officer)

Date: April 20, 2002                   By:  /s/ Max Apple
                                            -------------
                                                Max Apple
                                                Secretary and Director