Form 10QSB
period 2002-06-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-08-16
CIK 102043

                   SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED JUNE 30, 2002

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

                        Class A Common Stock - 2,354,047

Transitional Small Business Format
(Check one):
Yes...[ ]   No...[X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended June 30, 2002   are
included as Appendix A hereto.

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

     The Company was not, as of June 30, 2002   or as of the date of the
filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended June 30, 2002.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended June 30, 2002.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: August 15, 2002                    By:  /s/ Frederic S. Richardson
                                              --------------------------
Frederic Richardson, President
and Director
(Principal Financial and Accounting
Officer)

Date: August 15, 2002                    By:  /s/ Max Apple
                                              -------------
Max Apple
Secretary and Director

                                   APPENDIX A

                         Unaudited Financial Statements

                      UNIVERSAL LIFE HOLDING CORPORATION
           Statement of Net Assets in Liquidation as of June 30, 2002
 Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                            NET ASSETS IN LIQUIDATION
                               AS OF JUNE 30, 2002
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
                                                           ============

                     LIABILITIES amp; STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
     Accounts Payable amp; Accrued Expenses                    $     12,625
     Accrued Interest Payable                                     17,865
     Notes Payable to Shareholders                                33,000
                                                            ------------
             Total Current Liabilities                            63,490
                                                            ------------
Long Term Liabilities
---------------------
     Commitments and Contingencies                                    -
     Loan Payable to Shareholders                                  5,000
                                                            ------------
             Total Long Term Liabilities                               0
                                                            ------------
             Total Liabilities                                    68,490
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

                                       F-2

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF JUNE 30, 2002
                                    Unaudited

                                                                Total
                                                                Assets

Net Assets, January 1, 2001                                   ($------)

Increase in Loan Payable                                        ------
Increase in Accrued Interest                                    ------
Increase in Accrued Expenses                                    ------
                                                          -------------------

Net Assets, June 30, 2002                                ($68,490)
                                                          ===================

       See Auditor's Report and Accompanying Notes to Financial Statements

                                       F-3

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

                                      F-4

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on June 30, 2002. The Company's reliance on its shareholders to finance the administrative and legal costs necessary to maintain the Company's status with the Securities and Exchange Commission represent a concentration of risk should the shareholders be unable to provide or create the funding necessary.

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

                                      F-5

                       UNIVERSAL LIFE HOLDING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE cont'd

June 30, 2002 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed including other appropriate adjustments made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

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