Form 10QSB
period 2002-09-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2002-11-19
CIK 102043

                   SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2002

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

                        Class A Common Stock - 2,354,047

Transitional Small Business Format
(Check one):
Yes...[ ]   No...[X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended September 30, 2002 are included as Appendix A hereto.

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

     The Company was not, as of September 30, 2002 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended September 30, 2002.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended September 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended September 30, 2002.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: November 19, 2002                    By:  /s/ Frederic S. Richardson
                                              --------------------------
Frederic Richardson, President
and Director
(Principal Financial and Accounting
Officer)

Date: November 19, 2002                    By:  /s/ Max Apple
                                              ----------------
Max Apple
Secretary and Director

                                   APPENDIX A

                         Unaudited Financial Statements

                      UNIVERSAL LIFE HOLDING CORPORATION
           Statement of Net Assets in Liquidation as of September 30, 2002
 Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                            As of September 30, 2002
                                   (Unaudited)

ASSETS                                                             $         0
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES                                                        $         0

STOCKHLDERS' DEFICIT
    Common Stock
       Class A, $.50 par value, 6,000,000 shares
       authorized, 2,354,047 issued or outstanding                   1,177,024
       Class B, $.002 par value, 6,000,000 shares
       authorized, none issued and outstanding
    Retained deficit                                                (1,177,024)
                                                                   ------------
       Total Capital Deficit                                                 0
                                                                   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $         0
                                                                   ============

                       UNIVERSAL LIFE HOLDING CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

Net assets, January 1, 2002                                        $   (68,490)

Adjustments of estimated values                                         68,490
                                                                   ------------
Net assets, September 30, 2002                                     $         0
                                                                   ============

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Universal Life
Holding Corporation ("Universal Life") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in
Universal Life's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2001 as reported in the 10-KSB have been omitted.

NOTE 2 - ADJUSTMENTS TO ESTIMATED VALUES

Effective September 30, 2002, all of the debts owed to the majority shareholder totaling $68,490 were reclassified to additional paid in capital.