Form 10QSB
period 2003-03-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2003-05-20
CIK 102043

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
              2003
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
                                                                  Yes [X] No [ ]

(Applicable only to corporate issuers) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

       Number of shares of Common Stock outstanding as of March 31, 2003:

                        Class A Common Stock - 2,354,047

Transitional Small Business Format

(Check one):
Yes [ ]   No [X]

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended March 31, 2003 are included as Appendix A hereto.

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

     The Company was not, as of March 31, 2003 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

     The Company plans to reorganize the Company through a merger or other acquisition involving a private operating company. The Company is actively seeking candidates for such a merger or other acquisition. In the meantime, the
Company plans to continue to maintain its corporate formalities and regulatory compliance with state and federal agencies, with the minimum funding necessary to do so to be made available from principals and/or shareholders of the Company or third parties.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no legal proceedings pending against the Company.

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended March 31, 2003.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended March 31, 2003.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: May 19, 2003                         By:  /s/ Frederic S. Richardson
                                               --------------------------
                                                    Frederic Richardson,
                                                    President and Director
                                                    (Principal Financial and
                                                    Accounting Officer)

Date: May 19, 2003                         By:  /s/ Max Apple
                                              ----------------
                                                    Max Apple
                                                    Secretary and Director

                                   APPENDIX A
                         Unaudited Financial Statements

                      UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of March 31, 2003
   Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                                  BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

ASSETS                                                             $         0
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES                                                        $         0

STOCKHOLDERS' DEFICIT

    Common stock
       Class A, no par value, 6,000,000 shares
          authorized, 2,354,047 shares issued or outstanding         1,177,024
       Class B, no par value, 6,000,000 shares
          authorized, none issued and outstanding
    Paid in capital                                                      1,200
    Accumulated deficit                                             (1,178,224)
                                                                   -----------
       Total Stockholders' Deficit                                           0
                                                                   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $         0
                                                                   ===========

                                      F-1

                       UNIVERSAL LIFE HOLDING CORPORATION
                             STATEMENTS OF EXPENSES
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                   2003               2002
                                                ----------         ----------
General and administrative expense              $    1,200         $        0
                                                ----------         ----------
       NET LOSS                                 $   (1,200)        $        0
                                                ==========         ==========

Basic and diluted loss per common share         $     (.00)        $      .00
Weighted average common shares outstanding       2,354,047          2,354,047

                                      F-2

                       UNIVERSAL LIFE HOLDING CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                 2003             2002
                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                   $ (1,200)        $      0
                                               --------         --------
NET CASH USED BY OPERATING ACTIVITIES            (1,200)               0
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Expenses paid by shareholder contributed
      to capital                                  1,200                0
                                               --------         --------
NET CHANGE IN CASH                                    0                0

CASH BALANCES
    -Beginning of period                              0                0
                                               --------         --------
    -End of period                             $      0         $      0
                                               ========         ========

                                      F-3

                       UNIVERSAL LIFE HOLDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Universal Life
Holding Corporation ("Universal Life") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in
Universal Life's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

                                      F-4