Form 10QSB
period 2003-06-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2003-08-13
CIK 102043

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

       Number of shares of Common Stock outstanding as of June 30, 2003:

                        Class A Common Stock - 2,354,047

Transitional Small Business Format

(Check one):
Yes [ ]   No [X]

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended June30, 2003 are included as Appendix A hereto.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended June 30, 2003.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended June 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended June 30, 2003.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: August 11, 2003                      By:  /s/ Frederic S. Richardson
                                               --------------------------
                                                    Frederic Richardson,
                                                    President and Director
                                                    (Principal Financial and
                                                    Accounting Officer)

Date: August 11, 2003                      By:  /s/ Max Apple
                                              ----------------
                                                    Max Apple
                                                    Secretary and Director

                                 CERTIFICATIONS

I, Frederic S. Richardson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Universal Life
     Holding Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly  report (the Evaluation Date); and
        (c)   presented in this quarterly  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

/s/ Frederic S. Richardson
    Frederic S. Richardson
    Chief Executive Officer &
    Chief Finanical Officer

                                   APPENDIX A
                         Unaudited Financial Statements

                      UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of June 30, 2003
   Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                       UNIVERSAL LIFE HOLDING CORPORATION
                                  BALANCE SHEET
                                  June 30, 2003

ASSETS                                                               $         0
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES                                                          $         0

STOCKHOLDERS' DEFICIT

    Common stock
       Class A, no par value, 6,000,000 shares
          authorized, 2,354,047 shares issued or outstanding           1,177,024
       Class B, no par value, 6,000,000 shares
          authorized, none issued and outstanding
    Paid in capital                                                        1,950
    Accumulated deficit                                               (1,178,974)
                                                                     -----------
       Total Stockholders' Deficit                                             0
                                                                     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $         0
                                                                     ===========

                                      F-1

                       NIVERSAL LIFE HOLDING CORPORATION
                             STATEMENTS OF EXPENSES
            Three Months and Six Months Ended June 30, 2003 and 2002

                                      Three Months                 Six Months
                                     Ended June 30,               Ended June 30,
                                  2003         2002           2003            2002
                               ----------    ----------     ----------     ----------
General and administrative
    expense                    $      750    $        0     $    1,950     $        0
                               ----------    ----------     ----------     ----------
       NET LOSS                $     (750)   $        0     $   (1,950)    $        0
                               ==========    ==========     ==========     ==========

Basic and diluted loss
    per common share           $     (.00)   $      .00     $     (.00)    $      .00
Weighted average common
    shares outstanding          2,354,047     2,354,047      2,354,047      2,354,047

                                      F-2

                       NIVERSAL LIFE HOLDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002

                                                     2003         2002
                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $ (1,950)    $      0
                                                   --------     --------
NET CASH USED IN OPERATING ACTIVITIES                (1,950)           0
                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Expenses paid by shareholder contributed
      to capital                                      1,950            0
                                                   --------     --------
NET CHANGE IN CASH                                        0            0

CASH BALANCES
    -Beginning of period                                  0            0
                                                   --------     --------
    -End of period                                 $      0     $      0
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