Form 10QSB
period 2003-09-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2003-11-17
CIK 102043

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

       Number of shares of Common Stock outstanding as of September 30, 2003:

                        Class A Common Stock - 2,354,047

Transitional Small Business Format

(Check one):
Yes [ ]   No [X]

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended September 30, 2003 are included as Appendix A hereto.

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

     The Company was not, as of September 31, 2003 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended September 30, 2003.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended September 30, 2003.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

Exhibit
Number               Description
31                   Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: November 14, 2003                    By:  /s/ Frederic S. Richardson
                                               --------------------------
                                                    Frederic Richardson,
                                                    President and Director
                                                    (Principal Financial and
                                                    Accounting Officer)

Date: November 14, 2003                    By:  /s/ Max Apple
                                              ----------------
                                                    Max Apple
                                                    Secretary and Director

                                   APPENDIX A
                         Unaudited Financial Statements

                      UNIVERSAL LIFE HOLDING CORPORATION

         Statement of Net Assets in Liquidation as of September 30, 2003
   Statement of Changes in Net Assets in Liquidation for the Period Then Ended

                      UNIVERSAL LIFE HOLDING CORPORATION
                                  BALANCE SHEET
                               September 30, 2003

ASSETS                                                           $         0
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
    Accounts payable                                              $       750
                                                                   -----------
STOCKHOLDERS' DEFICIT

    Common stock
       Class A, no par value, 6,000,000 shares
          authorized, 2,354,047 shares issued or
          outstanding                                               1,177,024
       Class B, no par value, 6,000,000 shares
          authorized, none issued and outstanding
    Paid in capital                                                     1,950
    Accumulated deficit                                            (1,179,724)
                                                                   -----------
       Total Stockholders' Deficit                                 (750)
                                                                   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $         0
                                                                   ===========

                                      F-1

                       UNIVERSAL LIFE HOLDING CORPORATION
                             STATEMENTS OF EXPENSES
             Three and Nine Months Ended September 30, 2003 and 2002

                                                      Three Months                          Nine Months
                                                   Ended September 30,                  Ended September 30,
                                                  2003             2002              2003               2002
                                                 ----------       ----------         ----------         ----------
General and administrative
    expense                                      $      750       $      775         $    2,700         $      775
                                                 ----------       ----------         ----------         ----------
       NET LOSS                                  $     (750)      $     (775)        $   (2,700)        $     (775)
                                                 ==========       ==========         ==========         ==========

Basic and diluted loss
    per common share                                  $(.00)            $.00              $(.00)              $.00
Weighted average common
    shares outstanding                            2,354,047        2,354,047          2,354,047          2,354,047

                                      F-2

                       UNIVERSAL LIFE HOLDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002

                                                           2003                      2002
                                                         --------                   --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $ (2,700)                  $   (775)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Changes in:
    Accounts payable                                         750
                                                         --------                   --------
NET CASH USED IN OPERATING ACTIVITIES                     (1,950)                      (775)
                                                         --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Expenses paid by shareholder contributed
      to capital                                           1,950                        775
                                                         --------                   --------
NET CHANGE IN CASH                                             0                          0

CASH BALANCES
    -Beginning of period                                       0                          0
                                                         --------                   --------
    -End of period                                      $      0                   $      0
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