Form 10KSB
period 2003-12-31
UNIVERSAL LIFE HOLDING CORP/MD
filed 2004-04-13
CIK 102043

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file Number 0-2347

UNIVERSAL LIFE HOLDING CORPORATION
(Name of small business issuer in its charter)

Illinois	37-0859747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3470 Olney Latonsville Road, Olney, Maryland 20832
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (301) 774-6913

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class None	Name of exchange on which registered None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A Common Stock, no par value,
(Title of Class)

Class B Common Stock, no par value,
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer’s revenues for its most recent fiscal year: -0- (no revenues)

State the aggregate value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

        The aggregate market value of the Common Stock held by non-affiliates cannot be estimated since the stock is not listed on an exchange and there is no established public trading market for the stock

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Number of shares of Common Stock outstanding as of April 11, 2004:

Class A Common Stock — 2,354,047*

Class B Common Stock — 0*

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

Item 1. Description of Business

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

        In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Universal Life Holding Corporation (the “Company”) or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

        This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company’s ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

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

        The Company was not, as of December 31, 2003 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company’s previously filed Form 10KSB for the period ended December 31, 1995 and Form 10QSB for the period ended September 30, 1995.

Item 2. Properties

        As of the date of filing of this report, the Company conducts its administrative operations from the address set forth at the beginning of this Form 10-KSB Annual Report.

Item 3. Legal Proceedings

        There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the quarterly period ending December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters

        Market Information

        There is no public trading market for the Company’s Common Stock.

        The estimated approximate number of holders of the Company’s Class A Common Stock is 1,322.

        Dividends

        No cash dividends were declared or paid on the Company’s common stock for the last two fiscal years and interim periods. There are no restrictions that limit the Company’s ability to pay dividends on its Common Stock currently, or that are likely to limit said ability in the future.

        Recent Sales of Unregistered Securities

        There have been no sales of unregistered securities during the fiscal year ended December 31, 2003. Sales of unregistered securities, if any, during the preceding two fiscal years are discussed in the Company’s Form 10-KSB Annual Reports for the fiscal years ended December 31, 2001 and 2002 and other reports filed by the Company with the Commission.

Item 6. Management's Discussion and Analysis or Plan of Operation

        On May 25, 1995, the Company by it’s actions adopted a plan of liquidation and January 2000 new management changed the direction of the company and became an active company in search of and acquisition. In order to provide an accounting presentation consistent with the active operating status of the Company. The Company plans to continue to maintain its corporate formalities and regulatory compliance with state and federal agencies, all funding necessary to do so will be provided by Frederic Richardson, shareholders of the Company and/or third parties. Management is currently in discussions with several possible merger and/or acquisition candidates. There can be no guarantee that a deal will be close in the near future.

Item 7. Financial Statements

        The Company’s Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Annual Report. A list of the Financial Statements is provided in response to Item of this Form 10-KSB Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

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

    Mr. Frederic S. Richardson has been a director since 1999 and has also served as President since 1999. Mr. Richardson is experienced in insurance, mortgage and financial services transactions. In the past 5 years He focuses on structuring transactions for private and public entities, raising capital, and identifying acquisition targets. Since 1994, Mr. Richardson has been the President of several OTC.BB companies and has worked on several real estate projects. He currently sits on the board of local Not-For-Profit in the DC area. Richardson received a degree in Economics from the University of Maryland in 1983 and a Masters in Business Administration from American University in 1996.

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

Item 10. Executive Compensation.

        There was no compensation to any of the Company’s executives for the Company’s fiscal year ended December 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    (a)        Security ownership of certain beneficial owners

        The names, amount and nature of beneficial ownership and percent of such ownership of persons known to the Company to be beneficial owner of more than five percent (5%) of any class of the Company’s voting securities as of December 31, 2003 are as follows:

Name	Type/Number Shares	Percent of Class
Frederic Richardson	1,432,389 Shares	60.85
	Class A Common Stock

    (b)        Security ownership of management

         Refer Item (a) immediately above.

Item 12. Certain Relationships and Related Transactions.

        There were no transactions requiring disclosure under this item.

Item 13. Exhibits and Reports on Form 8-K.

    (a)        Index of Exhibits.

31 32	Certification Pursuant to Section 302 Certification Pursuant to Section 906

    (b)        Reports on Form 8-K.

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: April 13, 2004 By: /s/ Frederic S. Richardson Frederic Richardson, President and Director (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Universal Life Holding Corporation
Olney, Maryland

We have audited the accompanying balance sheet of Universal Life Holding Corporation, as of December 31, 2003 and the related statements of expenses, stockholders deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Universal’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Life Holding Corporation as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

March 26, 2004

UNIVERSAL LIFE HOLDING CORPORATION
BALANCE SHEET
December 31, 2003

ASSETS	$ 0

LIABILITIES AND STOCKHOLDERS DEFICIT
LIABILITIES
Accounts payable	$ 750
Accrued salary	45,000

Total Liabilities	45,750

Commitment
STOCKHOLDERS DEFICIT
Common stock
Class A, no par value, 6,000,000 shares
authorized, 2,354,047 shares issued or outstanding	1,177,024
Class B, no par value, 6,000,000 shares
authorized, none issued and outstanding
Paid in capital	4,110
Retained deficit	(1,226,884)

Total Stockholders Deficit	(45,750)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$ 0

See summary of significant accounting policies and notes to financial statements.

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF EXPENSES
Years Ended December 31, 2003 and 2002

	2003	2002

General and administrative expense	$49,860	$1,525

NET LOSS	$(49,860)	$(1,525)

Basic and diluted loss per common share	$(.02)	$(.00)
Weighted average common shares outstanding	2,354,047	2,354,047

See summary of significant accounting policies and notes to financial statements.

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
Years Ended December 31, 2002 and 2003

	Class A		Class B
	Shares	Amount	Shares	Amount
Balances, December 31, 2001	3,286,436	$1,643,218	1,642,623	$3,285
Reclassify amounts due to
shareholder
Expenses paid by shareholder
Cancel treasury stock	(932,389)	(466,194)	(1,642,623)	(3,285)
Net loss

Balances, December 31, 2002	2,354,047	1,177,024	0	0
Expenses paid by shareholder
Net loss

Balances, December 31, 2003	2,354,047	$1,177,024	0	$0

See summary of significant accounting policies and notes to financial statements.

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
Years Ended December 31, 2002 and 2003

	Paid In Capital	Treasury Stock	Retained Deficit	Totals
Balances, December 31, 2001	$0	$(959,146)	$(755,847)	$(68,490)
Reclassify amounts due to shareholder	68,490			68,490
Expenses paid by shareholder	1,525			1,525
Cancel treasury stock	(70,015)	959,146	(419,652)
Net loss			(1,525)	(1,525)

Balances, December 31, 2002	0	0	(1,177,024)	0
Expenses paid by shareholder	4,110			4,110
Net loss			(49,860)	(49,860)

Balances, December 31, 2003	$4,110	$0	$(1,226,884)	$(45,750)

See summary of significant accounting policies and notes to financial statements.

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,860)	$(1,525)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Accounts payable and accrued expenses	45,750

NET CASH USED IN OPERATING ACTIVITIES	(4,110)	(1,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholder contributed
to capital	4,110	1,525

NET CHANGE IN CASH	0	0
CASH BALANCES
-Beginning of period	0	0

-End of period	$0	$0

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$0	$0
Income taxes paid in cash	0	0
NON-CASH DISCLOSURES:
Reclassify amounts due to shareholders	$0	$68,490

See summary of significant accounting policies and notes to financial statements.

UNIVERSAL LIFE HOLDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. Universal Life Holding Corporation (“Universal”) was incorporated in Illinois on August 13, 1964 to manage residential rental real estate. Universal ceased operations in 1992, approved a plan of liquidation in 1995, and is currently awaiting merger opportunities.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less. Universal had no cash or cash equivalents as of December 31, 2003.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes. Universal recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Universal provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Universal does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Universal’s results of operations, financial position or cash flow.

NOTE 2 – DUE TO SHAREHOLDERS

In 2002, Universal’s majority shareholder agreed to reclassify $68,490 owed to him to additional paid in capital. In 2003 and 2002, the majority shareholder paid $4,110 and $1,525, respectively, of Universal expenses on behalf of Universal. The amounts have been expensed and recorded as contributions to capital.

NOTE 3 – ACCRUED SALARY

On October 1, 2003, Universal Life Holding agreed to pay the president an annual salary of $180,000. Until funding is available, the amount is being accrued.

NOTE 4 — INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, are as follows:

Deferred tax asset	$260,000
Less: valuation allowance	(260,000)

Net current deferred tax assets	$0

Universal has net operating loss carryforwards of approximately $762,000 which expire 15 to 20 years from when incurred.

NOTE 5 – COMMITMENT

Universal’s principal office is in the home of Universal’s president pursuant to an oral agreement on a rent free month to month basis.