Form 10QSB
period 2004-06-03
UNIVERSAL LIFE HOLDING CORP/MD
filed 2004-08-05
CIK 102043

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD______ to ______

Commission file Number 0-2347

UNIVERSAL LIFE HOLDING CORPORATION
(Exact name of small business issuer as specified in its charter)

Illinois	37-0859747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of Common Stock outstanding as of June 30, 2004:
Class A Common Stock - 2,354,047

Transitional Small Business Format

(Check one):
Yes [   ]    No [X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended June 30, 2004 are included as Appendix A hereto.

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

     The Company was not, as of June 30, 2004 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended June 30, 2004.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended June 30, 2004.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits

Exhibit
Number               Description
31                         Certification
32                         Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Date: August 2, 2004 Date:August 5, 2004	By: /s/ Frederic S. Richardson Frederic Richardson, President and Director (Principal Financial and Accounting Officer) By: /s/ Max Apple Max Apple Secretary and Director

APPENDIX A
Unaudited Financial Statements

UNIVERSAL LIFE HOLDING CORPORATION
BALANCE SHEET
June 30, 2004

TOTAL ASSETS	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$750
Accrued expenses - related party	135,000

Total Liabilities	135,750

STOCKHOLDERS' DEFICIT
Common stock
Class A, no par value, 6,000,000 shares
authorized, 2,354,047 shares issued or outstanding	1,177,024
Class B, no par value, 6,000,000 shares
authorized, none issued and outstanding	--
Paid in capital	8,234
Accumulated deficit	(1,321,008)

Total Stockholders Deficit	(135,750)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$--

F-1

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF EXPENSES
Three and Six Months Ended June 30, 2004 and 2003

	Three Months		Six Months
	2004	2003	2004	2003
General & Administrative	$48,770	$750	$94,124	$1,950

NET LOSS	$(48,770)	$(750)	$(94,124)	$(1,950)

Basic and diluted
per share	$(.02)	(.00)	$(.04)	$.00)
Weighted average common
shares outstanding	2,354,047	2,354,047	2,354,047	2,354,047

F-2

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,124)	$(1,950)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Accrued expenses	90,000	--

NET CASH USED IN OPERATING ACTIVITIES	(4,124)	(1,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholder contributed
to capital	4,124	1,950

NET CHANGE IN CASH	--	--
CASH BALANCES
-Beginning of period	--	--

-End of period	$--	$--

F-3

UNIVERSAL LIFE HOLDING CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Universal Life Holding Corporation (“Universal Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Universal Life’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

F-4