Form 10QSB
period 2004-09-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2004-11-15
CIK 102043

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD______ to ______

Commission file Number 0-2347

UNIVERSAL LIFE HOLDING CORPORATION
(Exact name of small business issuer as specified in its charter)

Illinois	37-0859747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares of Common Stock outstanding as of September 30, 2004:
Class A Common Stock - 2,354,047

Transitional Small Business Format

(Check one):
Yes [   ]    No [X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Financial statements for the quarterly period ended September 30, 2004 are included as Appendix A hereto.

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

     The Company was not, as of September 30, 2004 or as of the date of the filing of this report, an operating business. For a discussion of the previous operating businesses of the Company, the reader is referred to the Company's previously filed Form 10-K for the period ended December 31, 1994 and Form 10-Q for the period ended September 30, 1995.

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

Item 2. Changes in Securities and Use of Proceeds

     There were no events to report under this item during the quarterly period ended September 30, 2004.

Item 3. Defaults Upon Senior Securities

     There were not defaults upon senior securities during the quarterly period ended September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarterly period ended September 30, 2004.

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

Date: November 15, 2004 Date: November 15, 2004	By: /s/ Frederic S. Richardson Frederic Richardson, President and Director (Principal Financial and Accounting Officer) By: /s/ Max Apple Max Apple Secretary and Director

APPENDIX A
Unaudited Financial Statements

UNIVERSAL LIFE HOLDING CORPORATION
BALANCE SHEET
September 30, 2004

TOTAL ASSETS	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$420
Accrued expenses - related party	180,000

Total Liabilities	180,420

STOCKHOLDERS' DEFICIT
Common stock
Class A, no par value, 6,000,000 shares
authorized, 2,354,047 shares issued or outstanding	1,177,024
Class B, no par value, 6,000,000 shares
authorized, none issued and outstanding	--
Paid in capital	9,963
Accumulated deficit	(1,367,407)

Total Stockholders Deficit	(180,420)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$--

A-1

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF EXPENSES
Three and Nine Months Ended September 30, 2004 and 2003

	Three Months		Nine Months
	2004	2003	2004	2003
General & Administrative	$46,400	$750	$140,523	$2,700

NET LOSS	$(46,400)	$(750)	$(140,523)	$(2,700)

Basic and diluted
per share	$(.02)	$(.00)	$(.06)	$(.00)
Weighted average common
shares outstanding	2,354,047	2,354,047	2,354,047	2,354,047

A-2

UNIVERSAL LIFE HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,523)	$(2,700)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Accounts payable	(330)	750
Accrued expenses	135,000	--

NET CASH USED IN OPERATING ACTIVITIES	(5,853)	(1,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholder contributed
to capital	5,853	1,950

NET CHANGE IN CASH	--	--
CASH BALANCES
-Beginning of period	--	--

-End of period	$--	$--

A-3

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

NOTE 2 – SUBSEQUENT EVENTS

On November 3, 2004 an agreement was signed between Frederic Richardson, majority shareholder, and David Weinreb. The agreement states Mr. Richardson agrees to sell a total of 5,155,000 class A shares of Universal Life Holding Corporation and to pay of all Universal Life liabilities to Mr. Weinreb in exchange for $760,000 cash. In addition, Mr. Weinreb will contribute 2,613,485 shares of Gasco Energy Inc. for 2,000,000 newly-authorized and issued preferred shares.

A-4