Form 10QSB/A
period 2004-09-30
UNIVERSAL LIFE HOLDING CORP/MD
filed 2004-11-15
CIK 102043

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A

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

NOTE 2 – SUBSEQUENT EVENTS

On November 3, 2004 an agreement was signed between Frederic Richardson, majority shareholder, and David Weinreb. The agreement states Mr. Richardson agrees to sell a total of 5,155,000 (1.4 million shares belonging to Mr. Richardson and the balance 3,755,500 authorized but unissued) class A shares of Universal Life Holding Corporation and to pay off all Universal Life liabilities, to Mr. Weinreb in exchange for an investment in the Company of $760,000 cash. In addition, Mr. Weinreb will contribute 2,613,485 shares of Gasco Energy Inc. for 2,000,000 newly-authorized and issued preferred shares.

A-4